Form 10KSB
period 2000-12-31
PROBOOK INC
filed 2001-04-17
CIK 1058260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

  X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _________________

Commission file number 000-31971

Probook, Inc.
(Exact name of small business issuer as specified in its charter)

California	33-0786687
(State or other jurisdiction of	(IRS Employer Identification #)
incorporation or organization)

1423 West Bernardo Court, Suite 100
San Diego, California 92127
(Address of principal executive offices)

(858) 675-4445
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock	None

  X] Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15)d_ of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
  X] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $ 0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $ 1,237,433 as of 3/15/01

Applicable only to corporate issuers.
State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:
Common Stock	1,237,433 as of 12/31/00

Transitional Small Business Disclosure Format: [X] YES [ ] NO

Probook, Inc. Annual Report

Table of Contents

Description of Business	3
Description of Property	5
Directors, Executive Officers, and Significant Employees	5
Remuneration of Directors and Officers	5
Security Ownership of Certain Beneficial Owners and Management	6
Interest of Management and Others in Certain Transactions	6

Market Price of Dividends on Common Equity and Other Shareholder Matters	6
Legal Proceedings	7
Changes In and Disagreements with Accountants	7
Submission of Matters to a Vote of Security Holders	7
Compliance with Section 16(a) of the Exchange Act	7
Reports on Form 8-K	7

Financial Statements	8

Index to Exhibits	19
Description of Exhibits	19

Signatures	20

Probook, Inc. Annual Report

Description of Business

Probook, Inc. was created to bring value to sports fans, advertisers, sports related product companies, as well as to sports celebrities, by enhancing the opportunity for interaction. Probook shall provide the fan and sports consumer with the opportunity to interact and gain access to their sports heroes' business and charities.

Probook is dedicated to bringing sports celebrities, fans, corporate America and collectors together in a business environment. Once accomplished, the Company hopes to establish Probook as the branded identity for access to sports celebrities from various spectrums of the sports world. The Company desires to be an aid in creating a dedicated group of sports fans who seek interaction with their favorite sports celebrities.

Fans desire to know details about their favorite athletes, to own something that was personalized by them, and to be able to interact in some way with him or her. Most of these athletes and their agents or representatives welcome organized structure that can assist them in facilitating opportunities to further enhance a sports celebrity’ name and/or image in a business or charitable setting. Many of these athletes have established businesses or charities that desire exposure to potential clients and donors. There have been few companies in the huge sports industry that attempt to satisfy these needs.

PROBOOK ON THE WORLDWIDE WEB

Sports thrive on communication. The Internet can provide instant information, 24 hours a day/7days a week. Fans want interaction and the Internet is a powerful tool to provide communication between fans and sports celebrities. Probook is building a diverse sports community of celebrities, fans, executives, and sponsors in a business environment.

Probook is already in position with a web site providing fans with information they can’t get anywhere else. Visitors to http://www.Probookbiz.com will experience access to our athletes, memorabilia, links and sponsors.

The Probook web site provides a focal point for the gathering of sports fans, athletes, businesses, charities, and sponsors. Directories, promotional media, and services available through Probook provide individuals, businesses, and communities with comprehensive information and access to featured sports celebrities. Each component of the Probook business provides a media to reach the sports-minded individual, business, community, or sponsor. A significant portion of Probook Inc.'s revenue will be derived from selling advertising space to those who target the sports market.

Probook Store

The Probook Store is one of the many features of the www. Probookbiz.com web site, providing the sports fan the ability to review and select from a variety of merchandise including; athletic gear, sport's videos, books and pictures. In addition to merchandise as related to individual athletes, the Probook Store also offers the fan merchandise as related to organizations and teams; for example, the NFL Hall of Fame or the Olympic Team. Sports fans may choose to use the "Wish List" feature of the Probook Store, where requests for specific hard-to-find or unique merchandise or memorabilia can be submitted.

Probook, Inc. Annual Report

Pro Athlete Business Directory

Probook, Inc. will feature and market the Pro Athlete Business Directory, which will provide a viable product to link the fan and athlete together to benefit the athlete, the fan, the advertiser, and featured charities. The business directory will feature top male and female athletes from all major sports; and will include pictures of each athlete, personal profiles, and career highlights. Each athlete's entry will include a synopsis of their current business involvement, and a small fund raising banner for a charity of the athlete's choice. As related to each specific athlete, advertisers will have the opportunity to present their products or services.

Probook Multimedia Sports Card

The Probook Multimedia Sports Card utilizes technology delivering CD-ROM capability, in the shape and size of a business card that is capable of storing up to 32 megabytes of information. Information can include a multimedia presentation combining audio and video capability including hyperlinks, a security device and other applications. The Probook Multimedia Sports Card can be marketed to all areas of professional sports. Athletes and teams can use the card for promotional giveaways, season ticket promotions, trading cards, team rosters, demos, media guides, schedules, and more.

Probook’s Speakers Bureau

The goal of the Probook Speakers Bureau is to create access for fans, businesses and charities to hear and be motivated by compelling stories from inspirational athletes. The Speakers Bureau will represent athletes so that corporations, charities, civic organizations and youth groups can have access to a resource of speakers with one phone call. In addition, Probook’s web site – www.Probookbiz.com – will assist as a very efficient method of booking engagements.

At events, guests will hear these athletes share what made them great on the field and off, and audiences can be captivated by their courage as they describe how they overcame obstacles in their lives. Audiences will learn what dedication and discipline are all about as they relate interesting and humorous stories from their playing days.

MARKETING AND SALES

Probook’s goal is to build a loyal customer base, and to drive impressions to its web site. With the Internet expanding, Probook wants to be a safe and secure choice for sports fans in a confusing, somewhat cluttered market. Probook will also rely on ‘trust networks’ of visitors to build traffic to the site.

Probook will utilize its unique content to establish strategic alliances with other companies to further market itself. For example, teaming with a branded auction site to offer sports memorabilia from some of the great athletes in the world will further build awareness of Probook.

Probook's marketing strategy to penetrate existing marketing venues and direct visibility to our web site, include the specific identification and prospecting of available advertising venues, which may include a number of those previously listed. An Introductory and Advertising Plan will be designed as the full complement of advertising venues has been selected. To the extent possible, Probook's plan will ensure the scheduling and timing of selected venues is fully exploited to our benefit; for example, posters, signage, kiosks, and logo items at complimentary or affiliated trade shows or porting events.

Probook, Inc. Annual Report

Description of Property

The Company's executive offices are located at 11523 West Bernardo Court, Suite 100, San Diego, California 92127. This facility, which houses all of the Company's current operations, is leased on a month-to-month rental agreement. The monthly base rental payment under the agreement is approximately $500.

Directors, Executive Officers, and Significant Employees

The following information sets forth the names of the officers and directors of Probook, Inc., their present position and responsibilities.

David Spoon

Mr. Spoon is currently serving as President and Chairman of the Board of Directors of Probook, Inc. His job responsibilities include business development, general supervision of labor, product, marketing, and control of all of the business affairs of the corporation. He works with professional athletes in marketing their business and charities.

Jeffery Chatfield

Mr. Chatfield is currently the Vice President and a Member of the Board of Directors. His job responsibilities consist of interior operations along with client relations.

Mary E. Writer

Ms. Writer is currently the Secretary/Treasurer and a member of the Board of Directors. Ms. Writer has served as Secretary/Treasurer and Director since the Company’s inception in 1997. Her job responsibilities include setting up and maintaining all accounting records, including accounts payable, accounts receivable, payroll, taxes, and all incorporation filings and business licenses.

Remuneration of Directors and Officers

In fiscal 2000, the aggregate amount of compensation expected to be paid to all executive officers and directors as a group for services in all capacities was approximately $12,000.00.

There are no annuity, pension or retirement benefits proposed to be paid to Officers, Directors, or employees of Probook, Inc. in the event of retirement at normal retirement date pursuant to any existing plan provided by Probook, Inc.

No employment agreements currently exist or are contemplated until the company is profitable.

Probook, Inc. Annual Report

Security Ownership of Certain Beneficial Owners and Management

The following set forth; as of December, 2000; the beneficial ownership of the Company's common stock by each person known to the Company to beneficially own more than five percent (5%) of the Company's common stock, including options, outstanding as of such date and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly.

	# of shares
	held	% of total

Moon Lew	366,000	29.6
2122 Mason Street
San Francisco, CA 94133

John M. Puskas	155,000	12.5
193 Iron Mountain. Blvd.
Lake Oswego, OR 97034

Officers

Mary E. Writer	50,000	4.0
David Spoon	50,000	4.0
Jeffrey Chatfield	50,000	4.0

Interest of Management and Others in Certain Transactions

During 1999, the Company issued 147,614 shares of its common stock in exchange for the cancellation of indebtedness totaling $150,720.

In 1999, the Company issued an $8,000 promissory note to an investor in exchange for 4,000 shares of its common stock which was subsequently cancelled.

In September 30, 2000, certain shareholders returned 3,135,000 shares of common stock to the Company which were subsequently cancelled,

Market Price of Dividends on Common Equity and Other Shareholder Matters

There is currently no public market for the Company's stock.

The Company has never paid dividends. At present, the Company does not anticipate paying any dividends on its common stock in the foreseeable future and intends to devote any earnings to the development of the Company's business.

Probook, Inc. Annual Report

Legal Proceedings

The Company is not presently a party to any material litigation.

Changes In and Disagreements with Accountants

The Company has had no change in or disagreements with its Accountants since inception.

Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of securities holders of the Company during the quarter ended December 31, 2000.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Officers, and persons who own more than ten-percent (10%) of the Company’s Common Stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, Directors and ten-percent stockholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the Company and on written representations from certain reporting persons that no Form 5s were required by the Company for such persons, the Company believes that all Section 16(a) reports applicable to its officers, Directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2000 were filed on a timely basis.

Reports on Form 8-K
Exhibits
None
Reports on Form 8-K
None.

Financial Statements

Probook, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

CONTENTS

Page

Independent Auditors’ Report			F1

Balance Sheets			F2 - F3

Statements of Operations			F4

Statement of Stockholders’ Equity (Deficit)			F5

Statements of Cash Flows			F6 - F7

Notes to Financial Statements			F8 - F10

Independent Auditors' Report

Board of Directors
Probook, Inc.
San Diego, California

We have audited the accompanying balance sheets of Probook, Inc., (A Development Stage Company) as of December 31, 1999 and 2000, and the related statements of operations, cash flows, and stockholders' equity for the period for the two years ended December 31, 2000, and for the period from inception (January 14, 1998) through December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Probook, Inc. as of December 31, 1999 and 2000, and the results of its operations and its cash flows for the two years ended December 31, 2000, and for the period from inception (January 14, 1998) through December 31, 2000, in conformity with generally accepted accounting principles.

ss/ Jonathon P. Reuben C.P.A.

Jonathon P. Reuben, C.P.A.
An Accountancy Corporation
Torrance. California
April 12, 2001

F1

Probook, Inc. Financial Statements

PROBOOK, INC..
(A Development Stage Company)

BALANCE SHEETS

		December 31, 1999	December 31, 2000
Assets
	Current Assets
	Cash and cash equivalents	$3,603	$40,701
	Loan receivable	-	8,500
	Prepaid expenses	1,688	-

	Total Current Assets	5,291	49,201
	Property and Equipment
	Computer equipment	29,802	-
	Furniture	10,078	-
	Office equipment	2,609	-
		42,489	-
	Less accumulated depreciation	(12,679)	-
		29,810	-

	Total Assets	$35,101	$49,201

See accompanying notes.

F2

Probook, Inc. Financial Statements

PROBOOK, INC..
(A Development Stage Company)

BALANCE SHEETS

	December 31, 1999	December 31, 2000

Liabilities and Stockholders Equity
Current Liabilities
Accounts payable	$4,386	$2,243
Income taxes payable	1,600	-
Loans payable	3,000	3,000

Total Current Liabilities	$ 8,986	$ 5,243

Stockholders Equity
Common Stock par value $.001 per share,
authorized 20,000,000 issued/outstanding,
4,157,433 shares as of December 31, 1999 and
1,237,433 shares as of December 31, 2000	$4,157	$1,237
Additional paid-in capital	1,160,908	1,293,828
Deficit accumulated during development	(1,138,950)	(1,251,107)

Total Stockholders Equity	26,115	43,958

Total Liabilities and Stockholders Equity	$ 35,101	$ 49,201

See accompanying notes.

F3

Probook, Inc. Financial Statements

PROBOOK, INC..
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
______________________________________________________________________________________

			From Inception
	For the Year	For the Year	(January 14, 1998)
	Ended	Ended	Through
	December 31, 1999	December 31, 2000	December 31,2000

Income	$ -	$-	$-

Operating expenses	(399,690)	(88,566)	(1,249,686)

Loss from Operations	(399,690)	(88,566)	(1,249,686)

Other Income (Expenses)
Rental Income	2,750	-	4,250
Interest Income	-	-	960
Gain on sale of technology	23,258	-	23,258
Loss on sale of equipment
and furniture	-	(22,712)	(22,712)
Interest expense	(4,698)	(79)	(4,777)

Net Loss Before Income Taxes	(378,380)	(111,357)	(1,248,707)

Income Taxes	(800)	(800)	(2,400)

Net loss	$ (379,180)	$ (112,157)	$ (1,251,107)

Basic loss per share	$ (0.09)	$ (0.03)

Proforma Basic Loss Per Share	$ (0.44)	$ (0.10)

Weighted Average Common
Shares Outstanding	3,995,163	3,235,200

Proforma Weighted Average
Common Shares Outstanding	86,163	1,136,654

See accompanying notes

F4

Probook, Inc. Financial Statements

PROBOOK, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
FROM THE COMPANY'S INCEPTION (JANUARY 14, 1998) THROUGH DECEMBER 31, 2000)
______________________________________________________________________________________

				Deficit
				Accumulated
				During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Shares issued for cash	3,910,845	$3,911	807,559	-

Net loss from inception
through December 31,1998	-	-	-	(759,770)

Balance - December 31, 1998	3,910,845	$3,911	$807,559	$(759,770)

Shares issued for cash	102,974	103	210,772	-
Shares issued for cancellation
of indebtedness -	147,614	147	150,573	-
Shares cancelled in exchange
for debt	(4000)	(4)	(7,996)
Net loss for the year ended
December 31, 1999	-	-	-	(379,180)

Balance - December 31, 1999	4,157,433	$4,157	$1,160,908	$(1,138,950)
Shares issued for cash	215,000	215	129,785	-
Shares returned to company
and cancelled	(3,135,000)	(3,135)	3,135	-
Net loss for the year ended
December 31, 2000	-	-	-	$ (112,157)

Balance - December 31, 2000	1,237,433	$ 1,237	$ 1,293,828	$ (1,251,107)

See accompanying notes

F5

Probook, Inc. Financial Statements

PROBOOK INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
	For the Year	For the Year	(January 14, 1998)
	Ended	Ended	Through
	December 31, 2000	December 31, 1999	December 31,2000

Cash Flow From Operating Activities
Net loss	$(112,157)	$(379,180)	$(1,251,107)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation	4,248	8,460	16,927
Interest Expense	-	3,768	3,768
Gain on sale of technology	-	(23,258)	(23,258)
Loss on disposition of assets	22,712	-	22,712
(Increase)Decrease in Assets
(Increase)Decrease in employee advances		3,239	-
(Increase)Decrease in prepaid expenses	1,688	2,726	-
(Increase) in organization costs		-	-
Increase(Decrease) in Liabilities
Increase(Decrease) in accounts payable	(2,143)	699	20,921
Increase(Decrease) in income taxes payable	(1,600)	800	-

Net cash used in operating activities	(87,252)	(382,746)	(1,210,037)

Cash Flows from Investing Activities
Proceeds from sale of assets	2,850	-	2,850
Equipment acquisition		350)	42,489)

Net cash provided (used) in
investing activities:	2,850	(350)	(39,639)

Cash Flows from Financing Activities
Gross proceeds from private offerings	130,000	210,875	1,152,345
Advances from affiliates	1,500	170,112	171,612
Repayments to affiliates	-	(13,195)	(13,195)
Loans to affiliates	(10,000)	-	(25,385)
Loan payments from affiliates	-	5,000	5,000

Net cash provided by financing activities:	121,500	372,792	1,290,377

Net Increase(Decrease) in Cash and Cash Equivalents	37,098	(10,304)	40,701

Beginning Balance - Cash and Cash Equivalents	3,603	(13,907)	-

Ending Balance - Cash and Cash Equivalents	$ 40,701	$ 3,603	$ 40,701

See accompanying notes.

F6

Probook, Inc. Financial Statements

PROBOOK, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

Supplemental Information:

Non-cash Investing and Financing Activities:

During 1999, the Company issued 147,614 shares of its common stock in exchange for the cancellation of indebtedness totaling $150,720.

In 1999, the Company issued an $8,000 promissory note to an investor in exchange for 4,000 shares of its common stock which was subsequently cancelled.

In September 30, 2000, certain shareholders returned 3,135,000 shares of common stock to the Company which were subsequently cancelled,

Cash Paid For:

			From Inception
	For the Year	For the Year	(January 14, 1998)
	Ended	Ended	Through
	December 31, 1999	December 31, 2000	December 31,2000

Interest Expense	$930	$79	$1,009

Income Taxes	$-	$2,400	$2,400

F7

Probook, Inc. Financial Statements

PROBOOK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization

Probook, Inc. (the "Company") was incorporated in California on January 14, 1998, for the purpose of providing management, production, marketing, and other related services to entertainers, athletes and others.

The Company is in the development stage as defined in FASB Statement 7. The Company has not paid any dividends and dividends, which may be paid in the future, will depend on the financial requirements of the Company and other relevant factors.

Note 2 - Summary of Significant Accounting Policies

a. Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes.

b. Net Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”) that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS.

As discussed further in Note 4, founders and certain other shareholders returned to the Company 3,135,000 shares of its common stock that were subsequently cancelled. Proforma basic loss per share has been provided for all periods included in the financial statements as if the 3,135,000 shares were cancelled as of the beginning of each period.

c. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

d. Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

F8

Probook, Inc. Financial Statements

PROBOOK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

e. Income Taxes

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

f. Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of September 30, 2000 and December 31, 1999. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

g. New Accounting Pronouncements

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company adopted the provisions of SFAS No. 130 in 1998, but has had no elements of comprehensive income since inception.

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, establishes a new model for segment reporting, called the “management approach” and requires certain disclosures for each segment. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. The Company adopted the provisions of SFAS No. 131 in 1998, but currently is in the development stage.

Note 3 – Transactions with Affiliates

a.

During 1999, the Company leased office space from an affiliate on a month-to-month basis. As of December 31, 1999, the Company owed this affiliate $60,959 which consisted of advances totaling $41,936, accrued interest of $345, and accrued rent and other related office expenses totaling $18,678. On December 31, 1999, the Company issued 60,614 shares of its common stock to this affiliate in exchange for canceling the indebtedness.

b.

The Company issued on December 31, 1999, 70,000 shares of its common stock to a current shareholder in exchange for the cancellation of indebtedness due this individual of $72,716, which consisted of a $70,000 cash advance and accrued interest of $2,716.

c.

The Company issued on December 31, 1999, 17,000 shares of its common stock to an affiliate in exchange for the cancellation of indebtedness owed amounting to $17,045, which consisted cash advances of $17,000 and accrued interest of $45.

F9

Probook, Inc. Financial Statements

PROBOOK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

d.

In exchange for the cancellation of $23,258 due an affiliate for advances the company transferred to this affiliate certain technology that the Company was in the process of developing.

e.

During 1999, the Company received from a shareholder 4,000 shares of its common stock, which were cancelled. In exchange for the shares, the Company paid $8,000 evidenced by a promissory note. In 1999, the Company paid $8,800 to the shareholder, which included accrued interest.

f

During 2000, the Company sold all of its equipment and furniture with a cost basis of $25,562 to an affiliate for $2,850. The Company recognized a net loss of $22,712 on this transaction.

Note 4 - Issuance of Common Stock

Through private placement offerings, the Company received in 1998, $811,470 through the issuance of 3,910,845 shares of its common stock. During 1999 the Company received $210,875 through the issuance of 102,974 of its common stock. The Company also in 1999 issued 147,614 of its common stock in exchange for the cancellation of indebtedness totaling $150,720.

In 2000, the Company received $130,000 through the issuance of 215,000 shares of its common stock.

In September 2000, the founders, officers, directors and past employees of the Company have voluntarily returned to the Company 3,135,000 of its common stock that have been subsequently cancelled.

Each share outstanding is entitled to one vote.

Note 5 - Income Taxes

For income tax reporting purposes, the Company is treated as a start up. All losses the Company incurred prior to the commencement of its operations are suspended. As of December 31, 2000, the Company has suspended losses of approximately $1,251,000. Upon the commencement of the Company’s operations, the suspended losses will be amortized for income tax purposes over a five-year period to offset future earnings.

An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for these start up costs to zero, as it cannot be determined when, or if, the tax benefits derived from these losses will materialize.

F10

Probook, Inc. ANNUAL REPORT

EXHIBITS

Index to Exhibits
(2)	Charter and By-laws
The company incorporates by reference the exhibit 3(a) Articles and the exhibit 3(b) By-laws, filed with its disclosure statement on Form 10SB on November 16, 2000.

Description of Exhibits

(2)	Charter (filed as Exhibit 3(a))
Corporate Charter of Probook, Inc. filed in the
State of California on January 14, 1998.

By-laws (filed as Exhibit 3(b))
By-laws of Probook, Inc.

Probook, Inc. ANNUAL REPORT

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Probook, Inc.
(Registrant)
Date: April 17, 2001	By: \S\ David Spoon
David Spoon; President, Probook Inc.

Date: April 17, 2001	By: \S\ Jeffrey Chatfield
Jeffrey Chatfield; Vice President, Probook, Inc.

Date: April 17, 2001	By: \S\ Mary E. Writer
Mary. E. Writer; Secretary, Probook, Inc.