Form 10QSB
period 2001-03-31
PROBOOK INC
filed 2001-06-27
CIK 1058260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number 000-31971

PROBOOK, INC.
(Exact name of small business issuer as specified in its charter)

California	33-0786687
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1423 West Bernardo Court, Suite 100
San Diego, California 92127
(Address of principal executive offices)

(858) 675-4445
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of March 31, 2001 - 1,237,433 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

PROBOOK, INC.

	Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of March 31, 2001	3

	Statements of Operations	4

	Statements of Cash Flows	5

	Supplemental Schedules to Statement of Cash Flows	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	8

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Change in Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	9

SIGNATURES		9

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROBOOK, INC.
(A Development Stage Company)
BALANCE SHEETS

March 31, 2001
(unaudited)
Assets

Current Assets
Cash and cash equivalents	$29,550
Loan receivable - affiliate	8,500

Total Assets	$ 38,050

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Trade payables	$1,109
Loan payable	3,000

Total Current Liabilities	$ 4,109

Stockholders' Equity (Deficit)

Common Stock, par value $.001 per share,
authorized 50,000,000; issued and outstanding,
1,237,433 shares as of March 31, 2001	1,237
Additional paid-in capital	1,293,828
Deficit accumulated during the development stage	(1,261,124)

Total Stockholders' Equity (Deficit)	33,941

Total Liabilities and Stockholders' Equity	$ 38,050

The accompanying notes are an integral part of the financial statements.

PROBOOK, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

From Inception
(January 14, 1998)
	For the Three Months Ended		Through
	March 31, 2000	March 31, 2001	March 31, 2001

Income	$-	$-	$-

Operating expenses	(30,776)	(10,017)	(1,261,124)

Net Loss	$ (30,776)	$ (10,017)	$ (1,261,124)

Basic loss per share:
Loss from operation	$ n/a	$ n/a

Basic weighted average shares outstanding	4,169,301	1,237,433

The accompanying notes are an integral part of the financial statements

PROBOOK, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(January 14, 1998)
	For the Three Months Ended		Through
	March 31, 2000	March 31, 2001	March 31, 2001
Cash Flows from Operating Activities
Net loss	$(30,776)	$(10,017)	$(1,261,124)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	-	-	16,927
Interest expense	-	-	3,768
Gain on sale of technology	-	-	(23,258)
Loss on disposition of assets	-	-	22,712
(Increase) Decrease in Assets			-
(Increase) decrease in employee advances		-	-
(Increase) decrease in prepaid expenses	-	-	-
(Increase) in organization costs		-	-
Increase (Decrease) in Liabilities			-
Increase (decrease) in accounts payable	(896)	(1,134)	19,787
Increase (decrease) in income taxes payable	-	-	-

Net cash used in operating activities	(31,672)	(11,151)	(1,221,188)

Cash Flows from Investing Activities
Proceeds from sale of assets	-	-	2,850
Equipment acquisition	-	-	(42,489)

Net cash provided (used) in investing activities -		-	(36,639)

Cash Flows from Financing Activities
Gross proceeds from private offerings	30,000	-	1,152,345
Advances from affiliates		-	171,612
Repayments to affiliates		-	(13,195)
Loans to affiliates	1,500	-	(25,385)
Loan repayments from affiliates	-	-	5,000

Net cash provided by financing activities	31,500	-	1,290,377

Net increase (decrease) in Cash and
Cash equivalents	(172)	(11,151)	29,550

Beginning Balance - Cash and cash equivalents	3,603	40,701	-

Ending Balance - Cash and Cash Equivalents	$ 3,431	$ 29,550	$ 29,550

The accompanying notes are an integral part of the financial statements

PROBOOK, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL SCHEDULES TO STATEMENT OF CASH FLOWS

From Inception
(January 14, 1998)
	For the Three Months Ended		Through
	March 31,2000	March 31, 2001	March 31, 2001

Cash Paid During Year For:

Income Taxes	$ -	$ -	$ -

Interest	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

PROBOOK, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 - In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000, and for the period from the Company’s inception (January 14, 1998) through March 31, 2001. The operating results of the Company on a semi-annual basis may not be indicative of operating results for the full year.

PROBOOK, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

Results of Operations for the Three-Months Ended March 31, 2000

The majority of the net loss of $30,776 comprises of consulting fees of $23,000, insurance of $1,886, rent of $1,852, and entertainment travel of $1,241, and telephone of $1,388.

Results of Operations for the Three-Months Ended March 31, 2001

The majority of the net loss of $11,151 comprises of $2,500 in legal fees, $3,108 in insurance, $1,488 in accounting fees, equipment rental of $525, and $800 in franchise tax.

Liquidity and Capital Resources

For the three-months ended March 31, 2000.

During the three-month period March 31, 2000, the Company’s cash position decreased by $172. The Company used $31,672 in its operations and received $30,000 through the issuance of 15,000 shares of its common stock and received $1,500 as an advance form an affiliate (Shorewest).

For the three-months ended March 31, 2001.

During the three-month period March 31, 2001, the Company’s cash position decreased by $11,151, all used in the Company’s operations.

PROBOOK, INC.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Change in Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
Not applicable

Item 6.	Exhibits and Reports on Form 8-K
No other filing were made as of the date of this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROBOOK, INC.

By: /s/ David Spoon
David Spoon, President

Date: June 8, 2001