Form 10QSB
period 2001-06-30
PROBOOK INC
filed 2001-07-25
CIK 1058260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of June 30, 2001 - 1,237,433 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

	PROBOOK, INC.

	Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of June 30, 2001	3

	Statements of Operations	4

	Statements of Cash Flows	5

	Supplemental Schedules to Statement of Cash Flows	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	8

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Change in Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	9

SIGNATURES		9

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROBOOK, INC.
(A Development Stage Company)
BALANCE SHEETS

June 30, 2001
(unaudited)
Assets

Current Assets
Cash and cash equivalents	$2,296
Receivable from related parties	23,500

Total current assets	$ 25,796

Property and Equipment
Computer equipment	$600
Accumulated depreciation	(20)

580

Total assets	$ 26,376

Liabilities and Stockholders' Equity

Current Liabilities
Trade payables	$1,483
Loan payable	3,000

Total Current Liabilities	$ 4,483

Stockholders' Equity

Common Stock, par value $.001 per share,
authorized 20,000,000; issued and outstanding,
1,237,433 shares as of June 30, 2001	1,237
Additional paid-in capital	1,293,828
Deficit accumulated during the development stage	(1,273,172)

Total Stockholders' Equity	21,893

Total Liabilities and Stockholders' Equity	$ 26,376

The accompanying notes are an integral part of the financial statements.

PROBOOK, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
			(January 14, 1998)
	For the Six Months Ended		Through
	June 30, 2000	June 30, 2001	June 30, 2001

Income	$-	$-	$-

Operating expenses	(40,475)	(21,265)	(1,270,951)

Loss from Operations	(40,475)	(21,265)	(1,270,951)

Other Income (Expenses)
Rental income	-	-	4,250
Interest income	-	-	960
Gain on sale of technology	-	-	23,258
Loss on sale of equipment and furniture	(22,712)	-	(22,712)
Interest expense	(99)	-	(4,777)

Net Loss Before Income Taxes	$(63,286)	$(21,265)	$(1,269,972)

Income Taxes	(800)	(800)	(3,200)

Net Loss	$ (64,086)	$ (22,065)	$ (1,273,172)

Basic loss per share:
Loss from operation	$ n/a	$ n/a

Weighted Average Common
Shares Outstanding	4,163,383	1,237,433

The accompanying notes are an integral part of the financial statements

PROBOOK, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(January 14, 1998)
	For the Six Months Ended		Through
	June 30, 2000	June 30, 2001	June 30, 2001
Cash Flows from Operating Activities
Net loss	$(64,086)	$(22,065)	$(1,273,172)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	4,248	20	16,947
Interest expense	363	-	3,768
Gain on sale of technology	-	-	(23,258)
Loss on disposition of assets	22,712	-	22,712
(Increase) Decrease in Assets			-
(Increase) decrease in employee advances		-	-
(Increase) decrease in prepaid expenses	-	-	-
(Increase) in organization costs		-	-
Increase (Decrease) in Liabilities			-
Increase (decrease) in accounts payable	(2,060)	(760)	21,161
Increase (decrease) in income taxes payable	800	-	-

Net cash used in operating activities	(38,023)	(22,805)	(1,232,842)

Cash Flows from Investing Activities
Proceeds from sale of assets	2,850	-	2,850
Equipment acquisition	-	(600)	(43,089)

Net cash provided (used) in investing activities	2,850	(600)	(40,239)

Cash Flows from Financing Activities
Gross proceeds from private offerings	30,000	-	1,152,345
Advances from related parties	13,500	-	171,612
Repayments to related parties	(3,000)	-	(13,195)
Loans to related parties	-	(15,000)	(40,385)
Loan repayments from related parties	-	-	5,000

Net cash provided by financing activities	40,500	(15,000)	1,275,377

Net Increase (Decrease) in Cash and
Cash equivalents	5,327	(38,405)	2,296

Beginning Balance - Cash and cash equivalents 3,603		40,701	-

Ending Balance - Cash and Cash Equivalents	$ 8,930	$ 2,296	$ 2,296

The accompanying notes are an integral part of the financial statements

PROBOOK, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL SCHEDULES TO STATEMENT OF CASH FLOWS

From Inception
(January 14, 1998)
	For the Three Months Ended		Through
	June 30, 2000	June 30, 2001	June 30, 2001

Cash Paid During Year For:

Income Taxes	$ -	$ 800	$ 3,200

Interest	$ -	$ -	$ 2,221

The accompanying notes are an integral part of the financial statements.

PROBOOK, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1

- In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of operations and cash flows for the six month periods ended June 30, 2001 and 2000, and for the period from the Company’s inception (January 14, 1998) through June 30, 2001. The operating results of the Company on a semi-annual basis may not be indicative of operating results for the full year.

PROBOOK, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

Results of Operations for the six-months ended June 30, 2000

Operating expenses of $40,475 comprises of consulting fees of $23,000, insurance of $6,177 (consisting of health insurance), depreciation of $4,248, rent of $1,852, entertainment and travel of $1,241, and telephone of $2,061.

Also during the six-month period, the Company realized a loss of $22,712 from the sale of its computer equipment and furnishings to an affiliate and incurred $99 in interest expense.

Results of Operations for the six-months ended June 30, 2001

The majority of the net loss of $21,265 comprises of $5,500 in legal fees, $6,582 in insurance ($6,528 consisting of health insurance), $3,510 in accounting fees, office supplies of $762, equipment rental of $1,312, telephone of $919, and $800 in franchise tax.

Liquidity and Capital Resources

For the six-months ended June 30, 2000.

During the six-month period June 30, 2000, the Company’s cash position increased by $5,327. The Company received $30,000 through the issuance of its common stock, $13,500 as a loan from an affiliate, and $2,850 through the sale of its computer equipment and furnishings. The Company used $38,023 in its operations and repaid $3,000 in loans to an affiliate.

For the six-months ended June 30, 2001.

During the six-month period June 30, 2001, the Company’s cash position decreased by $38,405, of which $22,805 was used in operations, $600 was used to buy computer equipment, and $15,000 was paid to a related party (Greg Writer) as a loan.

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

Date: July 24, 2001