Form 10QSB
period 2001-09-30
PROBOOK INC
filed 2002-01-31
CIK 1058260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number 000-31971

PROBOOK, INC.
(Exact name of small business issuer as specified in its charter)

California
(State or other jurisdiction
of incorporation or organization)

33-0786687
(IRS Employer
Identification No.)

1423 West Bernardo Court, Suite 100
San Diego, California 92127
(Address of principal executive offices)

(858) 675-4445
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 30, 2001 - 1,237,433 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

	PROBOOK, INC.

	Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of September 30, 2001	3

	Statements of Operations	4

	Statements of Cash Flows	5

	Supplemental Schedules to Statement of Cash Flows	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	8

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Change in Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	9

SIGNATURES		9

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PROBOOK, INC.
(A Development Stage Company)
BALANCE SHEETS

September 30, 2001
(unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,040
Receivable from related parties	18,500

Total current assets	$ 19,540

Property and Equipment
Computer equipment	$600
Accumulated depreciation	(50)

550

Total assets	$ 20,090

Liabilities and Stockholders' Equity

Current Liabilities
Trade payables	$797
Loan payable	3,000

Total Current Liabilities	$ 3,797

Stockholders' Equity

Common Stock, par value $.001 per share,
authorized 20,000,000; issued and outstanding,
1,237,433 shares as of September 30, 2001	1,237
Additional paid-in capital	1,293,828
Deficit accumulated during the development stage	(1,278,772)

Total Stockholders' Equity	16,293

Total Liabilities and Stockholders' Equity	$ 20,090

The accompanying notes are an integral part of the financial statements.

PROBOOK, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
			(January 14, 1998)
	For the Nine Months Ended		Through
	September 30, 2000	September 30, 2001	September 30, 2001

Income	$-	$-	$-

Operating expenses	(78,023)	(26,687)	(1,276,373)

Loss from Operations	(78,023)	(26,687)	(1,276,373)

Other Income (Expenses)
Rental income	-	-	4,250
Interest income	-	-	960
Gain on sale of technology	-	-	23,258
Loss on sale of equipment and furniture	(22,712)	-	(22,712)
Interest expense	(46)	(178)	(4,955)

Net Loss Before Income Taxes	$(100,781)	$(26,865)	$(1,275,572)

Income Taxes	(800)	(800)	(3,200)

Net Loss	$ (101,581)	$ (27,665)	$ (1,278,772)

Basic loss per share:
Loss from operation	$ n/a	$ n/a

Weighted Average Common
Shares Outstanding	4,237,816	1,237,433

The accompanying notes are an integral part of the financial statements

PROBOOK, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(January 14, 1998)
	For the Nine Months Ended		Through
	September 30, 2000	September 30, 2001	September 30, 2001
Cash Flows from Operating Activities
Net loss	$(101,581)	$(27,665)	$(1,278,772)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	4,248	50	16,977
Interest expense	-	-	3,768
Gain on sale of technology	-	-	(23,258)
Loss on disposition of assets	22,712	-	22,712
(Increase) Decrease in Assets			-
(Increase) decrease in loans receivable	(255)
(Increase) decrease in employee advances	-	-	-
(Increase) decrease in prepaid expenses	1,688	-	-
(Increase) in organization costs		-	-
Increase (Decrease) in Liabilities			-
Increase (decrease) in accounts payable	(1,239)	(1,446)	19,475
Increase (decrease) in income taxes payable	1600	-	-

Net cash used in operating activities	(76,027)	(29,061)	(1,239,098)

Cash Flows from Investing Activities
Proceeds from sale of assets	2,850	-	2,850
Equipment acquisition	-	(600)	(43,089)

Net cash provided (used) in investing activities 2,850		(600)	(40,239)

Cash Flows from Financing Activities
Gross proceeds from private offerings	130,000	-	1,152,345
Advances from related parties	13,500	-	171,612
Repayments to related parties	(12,000)	-	(13,195)
Loans to related parties	-	(15,000)	(40,385)
Loan repayments from related parties	-	5,000	10,000

Net cash provided by financing activities	131,500	(10,000)	1,280,377

Net Increase (Decrease) in Cash and
Cash equivalents	58,323	(39,661)	1,040

Beginning Balance - Cash and cash equivalents 3,603		40,701	-

Ending Balance - Cash and Cash Equivalents $ 61,926		$ 1,040	$ 1,040

The accompanying notes are an integral part of the financial statements

PROBOOK, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL SCHEDULES TO STATEMENT OF CASH FLOWS

From Inception
(January 14, 1998)
	For the Nine Months Ended		Through
	September 30, 2000	September 30, 2001	September 30, 2001

Cash Paid During Year For:

Income Taxes	$ -	$ 800	$ 3,200

Interest	$ 46	$ 178	$ 4,955

The accompanying notes are an integral part of the financial statements.

PROBOOK, INC.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of operations and cash flows for the nine month periods ended September 30, 2001 and 2000, and for the period from the Company’s inception (January 14, 1998) through September 30, 2001. The operating results of the Company on a semi-annual basis may not be indicative of operating results for the full year.

PROBOOK, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion of the Company's financial condition and the results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements.

These factors include, among others: (a) the availability of the Company's officers time to develop the business plan; (b) the availability of financing or additional investment capital; (c) regulatory, competitive and contractual risks; (d) product and services development risks, including market acceptance; and (e) availability of opportunities for alliances with companies better capitalized or positioned in our intended market.

Results of Operations for the nine-months ended September 30, 2000

The majority of operating expenses of $78,023 comprises of consulting fees of $44,000, insurance of $9,285 (consisting of health insurance), depreciation of $4,248, rent of $3,652, entertainment and travel of $1,840, and telephone of $2,631.

Also during the nine-month period, the Company realized a loss of $22,712 from the sale of its computer equipment and furnishings to an affiliate and incurred $46 in interest expense.

Results of Operations for the nine-months ended September 30, 2001

The majority of the net loss of $26,865 comprises of $7,500 in legal fees, $10,002 in insurance ($9,948 consisting of health insurance), $2,854 in accounting fees, office supplies of $891, equipment rental of $1,575, telephone of $919, printing and reproduction of $641, and $800 in franchise tax.

Liquidity and Capital Resources

For the nine-months ended September 30, 2000.

During the nine-month period ended September 30, 2000, the Company’s cash position increased by $58,373. The Company received $130,000 through the issuance of its common stock, $13,500 from advances from affiliates, and $2,850 through the sale of its computer equipment and furnishings. The Company used $76,027 in its operations and repaid $12,000 in loans to an affiliate.

For the nine-months ended September 30, 2001.

During the nine-month period ended September 30, 2001, the Company’s cash position decreased by $39,661. During this nine-month period, the Company received $5,000 as a partial repayment on a loan due from a related party (Greg Writer). The Company used $29,061 in its operations, $600 was used to buy computer equipment, and $15,000 was advanced to a related party (Greg Writer) as a loan (as indicated above, $5,000 was repaid).

Probook, Inc. currently has limited operations; management is evaluating the current business plan to determine the capital requirements to develop both short and long term revenue sources sufficient to expand operations. Management may also consider opportunities outside the current business plan. Management expects available assets are sufficient to meet needs in the short term, but a revenue source or additional financing will need to be secured to continue operations long term. There can be no assurance that the company will be able to obtain any additional financing.

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

Date: January 15, 2002