Form 10KSB
period 2001-12-31
PROBOOK INC
filed 2002-05-13
CIK 1058260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-31971

PROBOOK, INC.
(Name of small business issuer as specified in its charter)

44011 Ridge Ranch Road
Valley Center, California 92082
(760) 749-4535
(Address of principal executive office & telephone number)

California
(State of incorporation)

33-0786687
(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

[X]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for the most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the par value of the common equity is $1,304 as of March 01, 2001.

Probook, Inc. has outstanding 2,000,000 shares of common stock as March 01, 2001.

Documents Incorporated by Reference

Probook, Inc. incorporates by reference to Part III of this Form 10-KSB, the registrant's

Registration Statement on Form 10-SB, and exhibits thereto, filed November 16, 2000 under the Securities Act of 1933

Transitional Small Business Disclosure Format (check one): [X] Yes [ ] No

Table of Contents

Part I
Description of Business	3
Description of Properties	3
Directors, Executive Officers, and Significant Employees	3
Remuneration of Directors and Officers	3
Security Ownership of Certain Beneficial Owners and Management	4
Interest of Management and Others in Certain Transactions	4
Part II
Market Price of Dividends on Common Equity and Other Shareholder Matters	5
Legal Proceedings	5
Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	5
Submission of Matters to a Vote of Security Holders	5
Compliance with Section 16(a) of the Exchange Act	5
Reports on Form 8-K	5
Part F/S
Financial Statements	6
Part III
Index to Exhibits	16
Description of Exhibits	16

Signatures	16

Probook Inc. Annual Report

Description of Business

Business

Probook, Inc. was incorporated in the State of California on January 14, 1998.

Probook, Inc. was created to bring value to sports fans, advertisers, sports related product companies, as well as to sports celebrities, by enhancing the opportunity for interaction.

Since inception, Probook has had limited operation and operating losses. Management is currently evaluating the current business plan to determine capital requirements to develop both short and long-term revenue sources sufficient to fully implement and expand operations. Management may also consider opportunities outside the current business plan; which could include additional funding means or evaluating and conducting a business combination, acquisition or merger.

Probook intended to provide the fan and sports consumer with the opportunity to interact and gain access to their sports heroes' business and charities. Probook intended to bringing sports celebrities, fans, corporate America and collectors together in a business environment. Once accomplished, the Company hoped to establish Probook as the branded identity for access to sports celebrities from various spectrums of the sports world.

Internet Site

Probook has created a web site providing fans with information they can’t get anywhere else. Visitors to http://www.Probookbiz.com experienced access to our athletes, memorabilia, links and sponsors. Directories, promotional media, and services available through Probook provided individuals, businesses, and communities with comprehensive information and access to featured sports celebrities. The site also included an online Store where a variety of merchandise including; athletic gear, sport's videos, books and pictures could be purchased.

The Site is currently unavailable to the public. It may be made available if management is able to secure sufficient capital to maintain and operate the site.

Marketing and Sales

Probook, Inc. is not currently conducting marketing and sales activities.

Employees

Probook, Inc. currently has one employee; Jeffrey Chatfield, who is an officer and director of the company.

Description of Properties

The company's executive offices are currently located at 44011 Ridge Ranch Road, Valley Center, California 92082 and are being provided ant no cost to the company by a shareholder.

Directors, Executive Officers, and Significant Employees

Probook, Inc. has one director, Jeffrey Chatfield, age 38.

Mr. Chatfield is President, Secretary and Treasurer of the corporation.

Remuneration of Directors and Officers

No compensation was paid to officers of Probook, Inc. during the fiscal year 2001.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of Probook, Inc.

No employment agreements currently exist or are contemplated until the company is profitable.

Probook Inc. Annual Report

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Probook, Inc.'s common stock as of February 2002, by each person or entity known to be the beneficial owner of more than 5% of the outstanding shares of common stock, each director and named executive officer.

	Name and Address		Percentage of
Title of Class	of Beneficial Owner	Number of Shares	Class
Common Stock	Jeffrey Chatfield	187,680	9.4
	13712 Sorbonne Ct.
	San Diego, CA 92128
Common Stock	Edward Braken	187,670	9.4
	14011 Ridge Ranch Road
	Valley Center, CA 92082
Common Stock	Mary Writer	375,028	18.7
	2682 Auralie Drive
	Escondido, CA 92025
Common Stock	Moon Lew	366,000	18.3
	2122 Mason St.
	San Francisco, CA 92026
Common Stock	David Spoon	187,679	9.4
	31250 Rivoli Road
	Valley Center, CA 92082
Total Shares of 5% or more Beneficial Ownership		1,304,057	65.2
Total Shares Issued and Outstanding		2,000,000
The total number of shares owned by management of Probook, Inc. is 187,680;
all such shares owned by Jeffrey Chatfield, President, Treasurer and Secretary

Interest of Management and Others in Certain Transactions

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

In 2000, the Company borrowed $3,000 from a Company affiliated with the Company’s Secretary. As of December 31, 2001, this loan is still outstanding, and is unsecured, non-interest bearing and is due on demand.

In 2001, the Company advanced $15,000 to a family member of the Company’s Secretary, .of which $7,500 was repaid. The remaining balance of $7,500 is unsecured, non-interest bearing and due on demand.

As of December 31, 2001, the Company is owed $8,500 from a company managed by the Company’s president. The loan is unsecured, non-interest bearing and due on demand.

Probook Inc. Annual Report

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

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The company has had no change in or disagreements with its accountants since inception.

Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of securities holders of the company during fiscal year 2001.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2001 were filed.

Reports on Form 8-K

1.	Report on Form 8-K, Probook, Inc., filed on February 5, 2002;
(a) resignation of certain officers
(b) resignation of certain directors

2.	Report on Form 8-K, Probook, Inc., filed February 20, 2002;
(a) changes in control of registrant
(b) acquisition or disposition of assets
(c) appointments of certain officers and directors

3.	Report on Form 8-K, Probook, Inc., filed February 28, 2002;
(a) changes in control of registrant
(b) acquisition or disposition of assets
(c) resignation of certain officers
(d) resignation of certain directors
(e) appointment of certain officer and director

Probook Inc. Annual Report

Financial Statements

Contents
Page
Independent Auditor's Report	F-2
Financial Statements
Balance Sheet	F-3
Statement of Operations and Accumulated Deficit	F-5
Statement of Stockholder's Equity	F-6
Statement of Cash Flows	F-7
Notes to Financial Statements	F-9

Independent Auditors' Report

Board of Directors
Probook, Inc.
San Diego, California

We have audited the accompanying balance sheets of Probook, Inc., (A Development Stage Company) as of December 31, 2000 and 2001, and the related statements of operations, cash flows, and stockholders' equity for the period for the two years ended December 31, 2001, and for the period from inception (January 14, 1998) through December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Probook, Inc. as of December 31, 2000 and 2001, and the results of its operations and its cash flows for the two years ended December 31, 2001, and for the period from inception (January 14, 1998) through December 31, 2001, in conformity with generally accepted accounting principles.

/s/ Jonathon P. Reuben C.P.A.
Jonathon P. Reuben, C.P.A.
An Accountancy Corporation
Torrance. California
April 10, 2002

PROBOOK, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2000	December 31, 2001
Assets

Current Assets
Cash and cash equivalents	$40,701	$1,364
Loan receivable	8,500	16,000
Prepaid expenses	-	-

Total Current Assets	49,201	17,364

Property and Equipment
Computer equipment	-	600
Less accumulated depreciation	-	(80)
	-	520

Total Assets	$ 49,201	$ 17,884

The accompanying notes are an integral part of the financial statements

PROBOOK, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2000	December 31, 2001
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$2,243	$980
Income taxes payable	-	-
Loans payable	3,000	3,000

Total Current Liabilities	5,243	3,980

Stockholders' Equity
Common Stock, par value $.001 per share;
authorized 20,000,000 shares; issued and
outstanding 1,237,433 shares as of
December 31, 2001, and 2000	1,237	1,237
Additional Paid-in Capital	1,293,828	1,293,828
Deficit Accumulated During Development Stage	(1,251,107)	(1,281,161)

Total Stockholders' Equity	43,958	13,904

Total Liabilities and Stockholders' Equity	$ 49,201	$ 17,884

The accompanying notes are an integral part of the financial statements

PROBOOK, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

			From Inception
			(January 14, 1998)
	For the Year Ended		Through
	December 31, 2000	December 31, 2001	December 31, 2001

Income	$-	$-	$-

Operating expenses	(88,566)	(29,254)	(1,278,940)

Loss from Operations	(88,566)	(29,254)	(1,278,940)

Other Income (Expenses)
Rental income	-	-	4,250
Interest income	-	-	960
Gain on sale of technology	-	-	23,258
Loss on sale of equipment and furniture	(22,712)	-	(22,712)
Interest expense	(79)	-	(4,777)

Net Loss Before Income Taxes	$(111,357)	$(29,254)	$(1,277,961)

Income Taxes	(800)	(800)	(3,200)

Net Loss	$ (112,157)	$ (30,054)	$ (1,281,161)

Basic Loss Per Share:	$ (0.03)	$ (0.02)

Proforma Basic Loss Per Share:	$ (0.10)

Weighted Average Common
Shares Outstanding	1,237,433	1,237,433

The accompanying notes are an integral part of the financial statements

PROBOOK, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS'EQUITY (DEFICIT)
FROM THE COMPANY'S INCEPTION (JANUARY 14, 1998) THROUGH DECEMBER 31, 2001

				Deficit
				Accumulated
				During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Shares issued for cash	3,910,845	$3,911	$870,559	$-
Net loss from the Company's inception
(January 14, 1998) through December 31, 1998	-	-	-	(759,770)

Balance - December 31, 1998	3,910,845	$3,911	$807,559	$(759,770)

Shares issued for cash	102,974	103	210,772	-
Shares issued for cancellation of indebtedness	147,614	147	150,573	-
Shares cancelled in exchange for debt	(4,000)	(4)	(7,996)	-
Net loss for the year ended December 31, 1999	-	-	-	(379,180)

Balance - December 31, 1999	4,157,433	$4,157	$1,160,908	$(1,138,950)

Shares issued for cash	215,000	215	129,785	-
Shares returned to Company and cancelled	(3,135,000)	(3,135)	3,135	-
Net loss for the year ended December 31, 2000	-	-	-	(112,157)

Balance - December 31, 2000	1,237,433	$1,237	$1,293,828	$(1,251,107)

Net loss for the year ended December 31, 2001	-	-	-	(30,054)

Balance - December 31, 2000	1,237,433	$ 1,237	$ 1,293,828	$ (1,281,161)

The accompanying notes are an integral part of the financial statements

PROBOOK, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(January 14, 1998)
	For the Year Ended		Through
	December 31, 2000	December 31, 2001	December 31, 2001

Cash Flows from Operating Activities
Net loss	$(112,157)	$(30,054)	$(1,281,161)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	4,248	80	17,007
Interest expense	-	-	3,768
Gain on sale of technology	-	-	(23,258)
Loss on disposition of assets	22,712	-	22,712
(Increase) Decrease in Assets
(Increase) decrease in prepaid expenses	1,688	-	-
(Increase) in organization costs		-	-
Increase (Decrease) in Liabilities			-
Increase (decrease) in accounts payable	(2,143)	(1,263)	19,658
Increase (decrease) in income taxes payable	(1,600)	-	-

Net cash used in operating activities	(87,252)	(31,237)	(1,241,274)

Cash Flows from Investing Activities
Proceeds from sale of assets	2,850	-	-
Equipment acquisition	-	(600)	(43,089)

Net cash provided (used) in investing activities	2,850	(600)	(40,239)

Cash Flows from Financing Activities
Gross proceeds from private offerings	130,000	-	1,152,345
Advances from related parties	1,500	-	171,612
Repayments to related parties	-	-	(13,195)
Loans to related parties	(10,000)	(15,000)	(40,385)
Loan repayments from related parties	-	7,500	12,500

Net cash provided by financing activities	121,500	(7,500)	1,282,877

Net Increase (Decrease) in Cash and
Cash Equivalents	37,098	(39,337)	1,364

Beginning Balance - Cash and Cash Equivalents	3,603	40,701	-

Ending Balance - Cash and Cash Equivalents	$ 40,701	$ 1,364	$ 1,364

The accompanying notes are an integral part of the financial statements

PROBOOK, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

Supplemental Information:

Non-cash Investing and Financing Activities:

In September 30, 2000, certain shareholders returned 3, 135,000 shares of common stock to the Company which were subsequently cancelled.

Cash Paid For:

			From Inception
			(January 14, 1998)
	For the Year Ended		Through
	December 31, 2000	December 31, 2001	December 31, 2001

Interest Expense	$79	$-	$1,009
Income Taxes	$2,400	$800	$3,200

The accompanying notes are an integral part of the financial statements

PROBOOK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2000 and 2001

Note 1 - Organization

Probook, Inc. (the "Company") was incorporated in California on January 14, 1998. Currently, the Company has no principal plan of operations and is currently seeking an on-going business to acquire.

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

As discussed further in Note 4, founders and certain other shareholders in 2000, returned to the Company 3,135,000 shares of its common stock that were subsequently cancelled. Proforma basic loss per share has been provided for all periods included in the financial statements as if the 3,135,000 shares were cancelled as of the beginning of each period.

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

f. Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of December 31, 2000 and 2001. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

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

PROBOOK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2000 and 2001

Note 3 – Transactions with Related Parties

a.

During 2000, the Company sold all of its equipment and furniture with a cost basis of $25,562 to an affiliate for $2,850. The Company recognized a net loss of $22,712 on this transaction.

b.

As of December 31, 2001, the Company is owed $8,500 from a company managed by the Company’s president. The loan is unsecured, non-interest bearing and due on demand.

c.

In 2001, the Company advanced $15,000 to a family member of the Company’s Secretary, .of which $7,500 was repaid. The remaining balance of $7,500 is unsecured, non-interest bearing and due on demand.

d.

In 2000, the Company borrowed $3,000 from a Company affiliated with the Company’s Secretary. As of December 31, 2001, this loan is still outstanding, and is unsecured, non-interest bearing and is due on demand.

e.

The Company is operated from offices maintained by its management at no charge.

Note 4 - Issuance of Common Stock

In 2000, the Company received $130,000 through the issuance of 215,000 shares of its common stock.

In September 2000, the founders, officers, directors and past employees of the Company have voluntarily returned to the Company 3,135,000 of its common stock that have been subsequently cancelled.

Each share outstanding is entitled to one vote.

Note 5 - Income Taxes

For income tax reporting purposes, the Company is treated as a start up. All losses the Company incurred prior to the commencement of its operations are suspended. As of December 31, 2001, the Company has suspended losses of approximately $1,281,000.

An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for these start up costs to zero, as it cannot be determined when, or if, the tax benefits derived from these losses will materialize.

Probook, Inc. Annual Report

Index to Exhibits

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

Probook, Inc.
(Registrant)

Date: April 15, 2002	By: \S\ Jeffrey Chatfield, President
Jeffrey Chatfield; President, Secretary and Treasurer