Form 10QSB
period 2002-03-31
PROBOOK INC
filed 2002-05-20
CIK 1058260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

000-31971
(Commission file number)

Probook, Inc.
(Exact name of small business issuer as specified in its charter)

California
(State or other jurisdiction
of incorporation or organization)

33-0786687
(IRS Employer
Identification No.)

44011 Ridge Ranch Road
Valley Center, California 92083
(Address of principal executive offices)

(760) 749-4535
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of each of the issuer's classes of common equity: As of March 31, 2002 - 1,237,433 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

	Probook, Inc.

	Index
		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Accountant's Review Letter	3

	Balance Sheet as of March 31, 2002	4

	Statement of Operations	5

	Statement of Cash Flows	6

	Supplemental Schedules to Statement of Cash Flows	7

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	9

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Change in Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

SIGNATURES		11

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Accountant's Review Letter

JONATHON P. REUBEN CPA
AN ACCOUNTANCY CORPORATION
23440 HAWTHORNE BLVD., SUITE 270
TORRANCE, CA 90505

To the Board of Directors,
Probook, Inc.
San Diego, CA

We have reviewed the accompanying balance sheet of Probook, Inc, (a development stage company) as of March 31, 2002, and the related statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001, and from the Company’s inception (January 14, 1998) through March 31, 2002. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

ss/ Jonathon P. Reuben CPA

Jonathon P. Reuben,
Certified Public Accountant
May 15, 2002

Probook, Inc.
(A Development Stage Company)
BALANCE SHEETS

March 31, 2002
(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$4
Loan receivable - affiliate	16,000

Total Current Assets	16,004

Property and Equipment
Computer equipment,
net accumulated depreciation of $110	490

Total Assets	$ 16,494

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Franchise tax payable	$800
Loan payable	3,000

Total Current Liabilities	$ 3,800

Stockholders' Equity (Deficit)

Common Stock, par value $.001 per share,
authorized 20,000,000 issued and outstanding
1,237,433 shares as of March 31, 2002	1,237
Additional paid-in capital	1,293,828
Deficit accumulated during the development stage	(1,282,371)

Total Stockholders' Equity (Deficit)	12,694

Total Liabilities and Stockholders' Equity	$ 16,494

The accompanying notes are an integral part of the financial statements.

Probook, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
			(January 14, 1998)
	For the Three Months Ended		Through
	March 31, 2001	March 31, 2002	March 31, 2002

Income	$-	$-	$-

Operating expenses	(9,217)	(410)	(1,279,350)

Loss from operations	(9,217)	(410)	(1,279,350)

Other income (expense)

Rental income	-	-	4,250
Interest income			960
Gain on sale of technology			23,258
Loss on sale of equipment and furniture			(22,712)
Interest expense			(4,777)

Net loss before taxes	(9,217)	(410)	(1,278,371)

Income Taxes	(800)	(800)	(4,000)

Net Loss	$ (10,017)	$ (1,210)	$ (1,282,371)

Basic loss per share:
Loss from operation	$ (0.01)	$ -

Basic weighted average shares outstanding	1,237,433	1,237,433

The accompanying notes are an integral part of the financial statements

Probook, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(January 14, 1998)
	For the Three Months Ended		Through
	March 31, 2001	March 31, 2002	March 31, 2002

Cash Flows from Operating Activities
Net Loss	$(10,017)	$(1,210)	$(1,282,371)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	-	30	17,037
Interest expense	-	-	3,768
Gain on sale of technology	-	-	(23,258)
Loss on disposition of assets	-	-	22,712
(Increase) Decrease in Assets
(Increase) decrease in employee advances	-	-	-
(Increase) decrease in prepaid expenses	-	-	-
(Increase) in organization costs	-	-	-
Increase (Decrease) in Liabilities
Increase (decrease) in accounts payable	(1,134)	(980)	18,678
Increase (decrease) in income taxes payable	-	800	800

Net cash used in operating activities	(11,151)	(1,360)	(1,242,634)

Cash Flows from Investing Activities
Proceeds from sale of assets	-	-	2,850
Equipment acquisition	-	-	(43,089)

Net cash provided (used) in investing activities -		-	(40,239)

Cash Flows from Financing Activities
Gross proceeds from private offerings	-	-	1,152,345
Advances from affiliates	-	-	171,612
Repayments to affiliates	-	-	(13,195)
Loans to affiliates	-	-	(40,385)
Loan repayments from affiliates	-	-	12,500

Net cash provided by financing activities	-	-	1,282,877

Net Increase (Decrease) in
Cash and Cash Equivalents	$(11,151)	$(1,360)	$4

Beginning Balance -
Cash and cash equivalents -	40,701	1,364	-

Ending Balance -
Cash and cash equivalents -	$ 29,550	$ 4	$ 4

The accompanying notes are an integral part of the financial statements

Probook, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

SUPPLEMENTAL SCHEDULES TO STATEMENT OF CASH FLOWS

From Inception
(January 14, 1998)
	For the Three Months Ended		Through
	March 31, 2001	March 31, 2002	March 31, 2002

Cash Paid During Year For:

Income Taxes	$ 800	$ -	$ 3,200

Interest	$ 1,009	$ -	$ 1,009

The accompanying notes are an integral part of the financial statements.

Probook, Inc.
NOTES TO FINANCIAL STATEMENTS

Note 1.

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of its operations and cash flows for the three-month periods ended March 31, 2001 and 2002, and for the period from the Company's inception (January 14, 1998) through March 31, 2002. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

Probook, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

This statement includes projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2001

The net loss of $10,017 was comprised of operating expenses of $9,217and income taxes of $800.

Results of Operations for the Three-Months Ended March 31, 2002

The net loss of $1,210 was comprised of operating expenses of $410 and income taxes of $800.

Liquidity and Capital Resources

For the Three-Months ended March 31, 2001.

During the three-month period ended March 31, 2001 the Company’s cash position decreased by $11,151. The Company used $10,017 in its operations.

For the Three-Months ended March 31, 2002.

During the three-month period ended March 31, 2002 the Company’s cash position decreased by $1,360, all used in the Company's operations.

Management Plan of Operations

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
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Charter and By-laws

No changes have been made, therefore the company incorporates by reference the exhibit 3(a) Articles of Incorporation and the exhibit 3(b) By-laws, filed with the Company’s Form 10-SB on November 16, 2000.

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

By: /s/ Jeffrey Chatfield, President
Jeffrey Chatfield, President

Date: May 20, 2002